Form 10-Q
period 1996-06-30
GENERAL PHYSICS CORP
filed 1996-08-14
CIK 709560

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   (MARK ONE)

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                      For the Quarter Ended June 30, 1996
                                       OR
            [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from __________ to __________.

                         Commission File Number 1-10867



                          GENERAL PHYSICS CORPORATION
- - --------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



            Delaware                                         52-0845774
- - ----------------------------------------               ---------------------
  (State or other jurisdiction of                        (I.R.S. Employer
  incorporation or organization)                          Identification No.)


Suite 400, 6700 Alexander Bell Drive, Columbia, MD              21046
- - --------------------------------------------------     ---------------------
(Address of Principal Executive Offices)                      (Zip Code)

Registrant's telephone number, including area code         (410) 290-2300
                                                       ---------------------

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes   x   No
    -----   -----



At August 12, 1996, the Registrant had 10,483,985 shares of Common Stock, $.025 par value, issued and outstanding.

                  GENERAL PHYSICS CORPORATION AND SUBSIDIARIES

                                     INDEX



                                                                                                        Page
                                                                                                        ----
PART I - FINANCIAL INFORMATION
     ITEM 1 - Financial Statements

           Consolidated Balance Sheets as of December 31, 1995
             and June 30, 1996 (unaudited)........................................................        1

           Consolidated Statements of Operations for the three and six months
             ended June 30, 1995 and 1996 (unaudited).............................................        3

           Consolidated Statements of Cash Flows for the six months
             ended June 30, 1995 and 1996 (unaudited).............................................        4

           Notes to Consolidated Financial Statements (unaudited).................................        5


     ITEM 2 - Management's Discussion and Analysis of Financial
              Condition and Results of Operations.................................................        5


PART II - OTHER INFORMATION

     ITEM 1 - Legal Proceedings...................................................................        7

     ITEM 4 - Submission of Matters to a Vote
              of Security Holders.................................................................        8

     ITEM 6 - Exhibits and Reports on Form 8-K....................................................        8

              Signature...........................................................................        9


PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                 General Physics Corporation and Subsidiaries
                          Consolidated Balance Sheets


                                                December 31,    June 30,
                                                -------------  -----------
                                                    1995          1996
                                                -------------  -----------
                                                               (Unaudited)
                                                       (in thousands)
   Assets
Current assets:
 Cash.........................................       $   108      $   129
 Accounts receivable, less allowance for
  doubtful accounts of $1,000 and $991........        25,066       25,374
 Costs and estimated earnings in excess of
  billings on uncompleted contracts...........         9,118        9,425
 Income taxes recoverable.....................           777          195
 Prepaid expenses and other current assets....         1,063        1,256
 Deferred income taxes........................            --           83
                                                     -------      -------

     Total current assets.....................        36,132       36,462
                                                     -------      -------

Property and equipment, at cost...............         5,625        6,781
Less accumulated depreciation and
 amortization.................................        (1,924)      (2,568)
                                                     -------      -------

     Net property and equipment...............         3,701        4,213
                                                     -------      -------
Excess of costs over net assets of
 subsidiaries acquired, less accumulated
 amortization of $1,571 and $1,716............         9,887        9,342
Other assets..................................         1,573        1,665
                                                     -------      -------

                                                     $51,293      $51,682
                                                     =======      =======


                                                               (continued)

                                                                                December 31,                          June 30,
                                                                                    1995                                1996
                                                                                    ----                                ----
                                                                                                                     (Unaudited)
    Liabilities and Stockholders' Equity                                                           (in thousands)
Current liabilities:
 Accounts payable and accrued expenses........................................       $ 6,770                           $ 7,008
 Billings in excess of costs and estimated
  earnings on uncompleted contracts...........................................         8,301                             8,211
 Short-term borrowings........................................................         3,450                             2,950
 Capital lease obligation.....................................................           119                               122
 Dividends payable............................................................           623                               626
 Deferred income taxes........................................................            54                                --
                                                                                     -------                           -------

     Total current liabilities................................................        19,317                            18,917
                                                                                     -------                           -------

Senior subordinated debentures................................................        11,173                            11,370
Capital lease obligation......................................................         1,206                             1,145
                                                                                     -------                           -------

     Total liabilities........................................................        31,696                            31,432
                                                                                     -------                           -------
Stockholders' equity:
 Preferred stock, par value $.025 per share,
  5,000,000 shares authorized; none issued....................................            --                                --
 Common stock, par value $.025 per share,
  20,000,000 shares authorized; 11,085,720
  and 11,085,960 shares issued................................................           277                               277
 Additional paid-in capital...................................................        25,074                            24,687
 Accumulated deficit..........................................................          (657)                             (465)
 Treasury stock at cost, 750,722 and
  625,341 shares..............................................................        (5,097)                           (4,249)
                                                                                     -------                           -------

     Net stockholders' equity.................................................        19,597                            20,250
                                                                                     -------                           -------

                                                                                     $51,293                           $51,682
                                                                                     =======                           =======

See accompanying notes to consolidated financial statements.

                  General Physics Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)

                                                                Three Months Ended                   Six Months Ended
                                                                     June 30,                            June 30,
                                                                     --------                            --------
                                                                1995             1996               1995               1996
                                                                ----             ----               ----               ----
                                                                (in thousands, except               (in thousands, except
                                                                  per share amounts)                   per share amounts)

Revenue.....................................................    $27,205       $28,050               $54,282         $55,770
Cost of revenue.............................................     24,199        24,653                48,099          49,160
                                                                -------       -------               -------         -------

     Gross profit...........................................      3,006         3,397                 6,183           6,610
General and administrative and other
  expenses..................................................      1,618         1,761                 3,276           3,384
Interest expense............................................        637           440                 1,190             889
Other income/(expenses), net................................          2            55                   (18)             70
                                                                -------       -------               -------         -------
     Income before income taxes and equity
      in net earnings of investee company...................        753         1,251                 1,699           2,407
Income taxes................................................        326           544                   735           1,032
                                                                -------       -------               -------         -------
     Income before equity in net earnings of
      investee company......................................        427           707                   964           1,375

 Equity in net earnings of investee
  company, net of income taxes..............................         38            24                    63              69
                                                                -------       -------               -------         -------

     Net Income.............................................    $   465       $   731               $ 1,027         $ 1,444
                                                                =======       =======               =======         =======

Net income per share........................................       $.05          $.07                  $.10            $.14
                                                                =======       =======               =======         =======
Weighted average number of shares
  outstanding...............................................     10,196        10,430                10,149          10,399
                                                                =======       =======               =======         =======



See accompanying notes to consolidated financial statements.

                  General Physics Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                      ----------------------
                                                      1995              1996
                                                      ----              ----
                                                          (in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..............................................  $ 1,027    $ 1,444
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.........................      619        986
  Provision for doubtful accounts.......................       47         91
  Provision for deferred income taxes...................      428       (137)
  Equity in net earnings of investee company............      (63)       (69)
  Issuance of treasury stock to benefit plan............      521        461
  Changes in operating assets and liabilities:
   Accounts receivable..................................       13         --
   Costs and estimated earnings in excess of billings
    on uncompleted contracts............................    4,100       (307)
   Income taxes recoverable.............................      156        727
   Prepaid expenses and other current assets............      (84)      (338)
   Accounts payable and accrued expenses................   (3,462)       238
   Billings in excess of costs and estimated earnings
    on uncompleted contracts............................      (74)       (90)
   Other................................................       58        (22)
                                                          -------    -------
Net cash provided by operating activities...............    3,286      2,984
                                                          -------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment.....................     (646)    (1,156)
                                                          -------    -------
Net cash used in investing activities...................     (646)    (1,156)
                                                          -------    -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Net short-term borrowings (repayments)..................       50       (500)
Principal payments on obligations under capital leases..      (41)       (58)
Payment of dividends....................................   (1,230)    (1,249)
                                                          -------    -------
Net cash used in financing activities...................   (1,221)    (1,807)
                                                          -------    -------
Increase in cash........................................    1,419         21
Cash at beginning of period.............................      328        108
                                                          -------    -------
Cash at end of period...................................  $ 1,747    $   129
                                                          =======    =======


See accompanying notes to consolidated financial statements.

                  General Physics Corporation and Subsidiaries
                   Notes to Consolidated Financial Statements
                                  (Unaudited)


Note 1.  Consolidated Financial Statements

     The consolidated financial statements of General Physics Corporation ("GPC" or "the Company") included herein do not include all information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles. For further information, such as significant accounting policies followed by the Company, refer to the notes to consolidated financial statements set forth in the Company's 1995 Annual Report.

     In the opinion of management, the consolidated financial statements included herein include all necessary adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods ended June 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

     The balance sheet at December 31, 1995 has been derived from the audited financial statements of the Company at that date.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     The Company and its subsidiaries provide engineering, environmental, training, analytical and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense and Energy, Fortune 500 companies and other commercial and governmental customers. The Company is organized into four groups: Training and Technology; Engineering and Applied Sciences; Federal Systems and Department of Energy. The Company's performance is significantly affected by the timing of performance on contracts. Results of operations are not seasonal, since contracts are performed throughout the year.

     Since mid-1992, the Company has experienced lower levels of contract activity at United States Department of Energy ("DOE") facilities which resulted in declining revenue. In addition, at the DOE's Savannah River Site, the volume of contract activity for which the Company is eligible to compete has been further reduced since 1994 by the award to small businesses of certain types of work which have been performed by the Company. However, the lower level of contract activity has been somewhat offset by task orders issued under an architect engineering contract awarded to the Company by Westinghouse Savannah River Company, in July 1995. The eventual value of the contract to the Company is not presently determinable.

     The Company has also experienced decreasing revenues from commercial nuclear power utilities over the last three years as a result of cost reduction efforts at many of the utilities. During the first six months of 1996, revenues from the commercial nuclear power group were up slightly from the first six months of 1995. The cost reduction efforts by utilities are expected to continue, but the long term effect on the Company is not presently determinable.

     While the Company continues to provide services to the DOE and Department of Defense and the commercial nuclear power industry, it is unsure what effect continued cutbacks will have on the Company's future results. In response to these factors, the Company has focused its marketing resources on expanding management and technical training services to manufacturing and process industries and specialized engineering services to federal agencies and process industries. During 1995 and the first six months of 1996, the Company experienced growth in these areas and anticipates future growth to come from these areas.

     Set forth below is a discussion and analysis of the results of operations for the Company for the three and six month periods ended June 30, 1996 and 1995.

Revenue

     Revenue for the six months ended June 30, 1996 increased by approximately $1,488,000 or 2.7%, from revenue for the six months ended June 30, 1995. Revenue for the three months ended June 30, 1996 increased by approximately $845,000, or 3.1%, from revenue for the three months ended June 30, 1995. The increase for both periods was due primarily to expansion of managerial and technical training services in manufacturing and process industries.

Gross Profit

     Gross profit for the six months ended June 30, 1996 was approximately $6,610,000 (11.9% of revenue), an increase of approximately $427,000, or 6.9%, compared to gross profit of approximately $6,183,000 (11.4% of revenue) for the six months ended June 30, 1995.

     Gross profit for the three months ended June 30, 1996 was approximately $3,397,000 (12.1% of revenue), compared to approximately $3,006,000 (11.0% of revenue) for the three months ended June 30, 1995. Gross profit for both periods increased because of higher revenue and reduced overhead costs as a percent of revenue.

General and Administrative and Other Expenses

     General and administrative and other expenses for the six months ended June 30, 1996 were approximately $3,384,000, or 6.1% of revenue, compared to approximately $3,276,000, or 6.0% of revenue, for the six months ended June 30, 1995.

     General and administrative and other expenses for the three months ended June 30, 1996 were approximately $1,761,000, or 6.3% of revenue, compared to approximately $1,618,000, or 5.9% of revenue, for the three months ended June 30, 1995. The increase for both periods is due to higher costs associated with higher volume of business.

Interest Expense

     Interest expense relates to interest on the Company's senior subordinated debentures and the short-term borrowings owed to a commercial bank under the Company's revolving credit agreement. Interest expense for the six months ended June 30, 1996 was approximately $889,000, compared to approximately $1,190,000 for the six months ended June 30, 1995. Interest expense for the three months ended June 30, 1996 was approximately $440,000, compared to approximately $637,000 for the three months ended June 30, 1995. The decrease for both periods is due to lower average outstanding borrowings under the Company's line of credit during the first six months of 1996, compared to the first six months of 1995.

Income Before Income Taxes and Equity in Net Earnings of Investee Company

     Income before income taxes and equity in net earnings of investee company for the six months ended June 30, 1996 was approximately $2,407,000, an increase of approximately $708,000 over the six months ended June 30, 1995.

     Income before income taxes and equity in net earnings of investee company for the three months ended June 30, 1996 was approximately $1,251,000, an increase of approximately $498,000 over the three months ended June 30, 1995. The increase for both periods was due primarily to increased revenue and decreased interest expense.

Income Taxes

     The Company's effective income tax rates for the six months ended June 30, 1996 and 1995 were 42.9% and 43.3%, respectively, and for the three months ended June 30, 1996 and 1995 were 43.5% and 43.3%, respectively.

Equity in Net Earnings of Investee Company

     The Company accounts for its investments in GSE Systems, Inc. ("GSES") using the equity method of accounting. For the six months ended June 30, 1996 and 1995, the Company recognized its proportionate share of the net earnings of GSES of $69,000 and $63,000, respectively. For the three months ended June 30, 1996 and 1995, the Company recognized $24,000 and $38,000, respectively. Such amounts are net of income taxes payable upon distribution of the earnings by the investee.

Liquidity and Capital Resources

     The Company has historically financed its operations through cash generated from operations and bank borrowings. Working capital was $17,545,000 at June 30, 1996 and $16,815,000 at December 31, 1995.

     The Company has a three-year credit agreement with a commercial bank providing for a $20,000,000 secured revolving line of credit expiring April 10, 1998. Borrowings under the credit agreement bear interest at the prime rate (8.25% at June 30, 1996) or at LIBOR plus 1.75% (7.25% at June 30, 1996), whichever is elected by the Company. The credit agreement is secured by liens on accounts receivable of the Company and its domestic subsidiaries, and contains covenants that, among other things, limit the Company's ability to dispose of assets, incur debt, create liens, make capital expenditures and make certain investments or acquisitions. In addition, the Company is required to meet certain financial ratios. At June 30, 1996, the Company had available borrowings of approximately $15,827,000 under the credit agreement and borrowings of $2,950,000 outstanding.

     The Company has not historically made substantial capital expenditures. The Company has no current plans to increase in any material respect its historical level of capital expenditures. The Company believes that funds provided from operations and available borrowings will be sufficient to meet the operating needs and capital expenditures of the Company through 1996.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On September 19, 1994, an action was filed against the Company by a former employee of the Company, alleging that the Company willfully and intentionally violated the Fair Labor Standards Act by failing to pay overtime to the plaintiff and other similarly situated current and former employees of the Company. The plaintiff seeks payment by the Company of unpaid overtime pay, liquidated damages, and reasonable attorney fees and certification of the case as a class action. On October 27, 1994, the case was removed to the U.S. District Court for the Southern District of Georgia. In January, 1996, the Company filed a motion for partial summary judgment with respect to those claims which are barred partially or entirely by the statute of limitations. In February, 1996, the plaintiffs filed a motion requesting an order permitting them to conduct discovery at the Company's offices nationwide. On June 18, 1996, the Court ruled that (a) all claims arising more than three years before the date each employee or former employee filed his or her consent to "opt in" to the case are barred by the statute of limitations, and (b) plaintiffs' motion to conduct discovery nationwide was denied. The Company believes that it has valid defenses and intends to defend the action vigorously. However, the Company cannot at this time predict the ultimate outcome of the litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

     On June 18, 1996, the 1996 Annual Meeting of the Stockholders of the Company was held at the Columbia Hilton Inn, 5485 Twin Knolls Road, Columbia, Maryland, to (1) elect a slate of ten directors for a term of one year and until their successors have been duly elected and qualified, and (2) ratify the selection of KPMG Peat Marwick LLP as the Company's independent auditors for the year ended December 31, 1996. Ten directors were elected by the affirmative vote of a plurality of shares present and entitled to vote at the meeting in person or by proxy, and the selection of independent auditors was ratified by a majority of the outstanding shares of the Company's common stock present and entitled to vote at the meeting. The results are summarized in the following table:


                                        Votes
                                       Against/
                          Votes For    Withheld    Abstentions    Non-Votes
                          ---------    --------    -----------    ---------

    (1)

Jerome I. Feldman         8,456,069      35,796        n/a          844,713

Sheldon L. Glashow        8,458,166      33,699        n/a          844,713

Lawrence M. Gordon        8,458,166      33,699        n/a          844,713

Scott N. Greenberg        8,458,166      33,699        n/a          844,713

Bernard M. Kauderer       8,458,166      33,699        n/a          844,713

John C. McAuliffe         8,458,166      33,699        n/a          844,713

Martin M. Pollak          8,457,172      34,693        n/a          844,713

Ogden R. Reid             8,457,391      34,474        n/a          844,713

Gordon Smale              8,458,134      33,731        n/a          844,713

Russell C. Youngdahl      8,456,506      35,359        n/a          844,713


    (2)                   8,466,279      11,870      13,716         844,713


Item 6.  Exhibits and Reports on Form 8-K

           (a)  Exhibits
                --------

                27.  Financial Data Schedule.

           (b)  Reports
                -------

                There were no reports on Form 8-K filed by the Registrant during the period covered by this report.

                                   Signature
                                   ---------



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENERAL PHYSICS CORPORATION



     Date:  August 14, 1996             By:/s/ John C. McAuliffe
                                           -----------------------------------
                                           John C. McAuliffe
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Chief Financial Officer