Form 10-Q
period 1996-09-30
GENERAL PHYSICS CORP
filed 1996-11-14
CIK 709560

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-Q
                                   (MARK ONE)

           [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarter Ended September 30, 1996
                                       OR
           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934
            For the Transition Period from __________ to __________.

                         Commission File Number 1-10867



                          GENERAL PHYSICS CORPORATION
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)



                     Delaware                                       52-0845774
      ----------------------------------------            ---------------------
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                       Identification No.)


     Suite 400, 6700 Alexander Bell Drive, Columbia, MD           21046
     --------------------------------------------------   ---------------------
     (Address of Principal Executive Offices)                   (Zip Code)

     Registrant's telephone number, including area code       (410) 290-2300
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

     At November 12, 1996, the Registrant had 10,552,360 shares of Common Stock, $.025 par value, issued and outstanding.

                  GENERAL PHYSICS CORPORATION AND SUBSIDIARIES

                                     INDEX


                                                                            Page
                                                                            ----
PART I - FINANCIAL INFORMATION

     ITEM 1 - Financial Statements


          Consolidated Balance Sheets as of
           December 31, 1995
            and September 30, 1996 (unaudited)..........................       1

          Consolidated Statements of Operations
           for the three and nine months
            ended September 30, 1995 and 1996
             (unaudited)................................................       3

          Consolidated Statements of Cash Flows
           for the nine months
            ended September 30, 1995 and 1996
             (unaudited)................................................       4

          Notes to Consolidated Financial
           Statements (unaudited).......................................       5

       ITEM 2 - Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................       6



PART II - OTHER INFORMATION                                                 Page
                                                                            ----

          ITEM 1 - Legal Proceedings...................................        9

          ITEM 6 - Exhibits and Reports on Form 8-K....................       10

          Signature....................................................       11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                 General Physics Corporation and Subsidiaries
                          Consolidated Balance Sheets

                                                December 31,   September 30,
                                                -------------  --------------
                                                    1995            1996
                                                    ----            ----
                                                                (Unaudited)
                                                       (in thousands)
Assets
Current assets:

 Cash.........................................       $   108         $    99
 Accounts receivable, less allowance for
  doubtful accounts of $1,000 and $1,191......        25,066          29,043
 Costs and estimated earnings in excess of
  billings on uncompleted contracts...........         9,118          10,125
 Income taxes recoverable.....................           777              --
 Prepaid expenses and other current assets....         1,063             985
                                                     -------         -------
   Total current assets.......................        36,132          40,252
                                                     -------         -------
Property and equipment, at cost...............         5,625           7,159
Less accumulated depreciation and
 amortization.................................        (1,924)         (2,935)
                                                     -------         -------
   Net property and equipment.................         3,701           4,224
                                                     -------         -------
Excess of costs over net assets of
 subsidiaries acquired, less accumulated
 amortization of $1,571 and $1,798............         9,887          11,712
Other assets..................................         1,573           1,752
                                                     -------         -------
                                                     $51,293         $57,940
                                                     =======         =======

                                                                  (continued)

                                                     December 31,  September 30,
                                                        1995            1996
                                                        ----            ----
                                                                     (Unaudited)

    Liabilities and Stockholders' Equity                   (in thousands)
Current liabilities:
 Accounts payable and accrued expenses........       $ 6,770         $ 8,574
 Billings in excess of costs and estimated
  earnings on uncompleted contracts...........         8,301           8,395
 Short-term borrowings........................         3,450           5,200
 Note payable.................................            --           1,414
 Capital lease obligation.....................           119             124
 Dividends payable............................           623             633
 Income taxes payable.........................            --             206
 Deferred income taxes........................            54             113
                                                     -------         -------
   Total current liabilities..................        19,317          24,659
                                                     -------         -------
Senior subordinated debentures................        11,173          11,473
Capital lease obligation......................         1,206           1,112
                                                     -------         -------

   Total liabilities..........................
                                                      31,696          37,244
                                                     -------         -------
Stockholders' equity:
 Preferred stock, par value $.025 per share,

  5,000,000 shares authorized; none issued....            --              --
 Common stock, par value $.025 per share,
  20,000,000 shares authorized; 11,085,720
  and 11,086,420 shares issued................           277             277
 Additional paid-in capital...................        25,074          24,488
 Accumulated deficit..........................          (657)           (260)
 Treasury stock at cost, 750,722 and
  560,494 shares..............................        (5,097)         (3,809)
                                                     -------         -------


   Net stockholders' equity...................        19,597          20,696
                                                     -------         -------
                                                     $51,293         $57,940
                                                     =======         =======

     See accompanying notes to consolidated financial statements.

                  General Physics Corporation and Subsidiaries
                     Consolidated Statements of Operations
                                  (Unaudited)


                                    Three Months Ended      Nine Months Ended
                                      September 30,           September 30,
                                      -------------           -------------
                                   1995           1996    1995             1996
                                   ----           ----    ----             ----
                                  (in thousands, except   (in thousands, except
                                    per share amounts)      per share amounts)
Revenue.........................     $26,117     $30,184     $80,399     $85,954
Cost of revenue.................      23,321      26,225      71,420      75,385
                                     -------     -------     -------     -------
     Gross profit...............       2,796       3,959       8,979      10,569
General and administrative and
 other                                 2,533       2,051       5,809       5,435
  expenses......................         542         472       1,732       1,361
Interest expense................           4           3         (14)         73
Other income/(expenses), net....     -------     -------     -------     -------
     Income (loss) before
      income taxes and
       equity in net earnings           (275)      1,439       1,424       3,846
        of investee
       company..................        (206)        615         529       1,647
                                     -------     -------     -------     -------
Income taxes (benefit)..........
     Income (loss) before
      equity in net                      (69)        824         895       2,199
       earnings of investee
        company.................
 Equity in net earnings of
  investee
   company (including gain on            713          18         776          87
    issuance of                      -------     -------     -------     -------
   stock in 1995), net of
    income taxes................
     Net income.................     $   644     $   842     $ 1,671     $ 2,286
                                     =======     =======     =======     =======
Net income per share............     $   .06     $   .08     $   .16     $   .22
                                     =======     =======     =======     =======
Weighted average number of
 shares                               10,441      10,492      10,247      10,430
  outstanding...................     =======     =======     =======     =======



See accompanying notes to consolidated financial statements.

                  General Physics Corporation and Subsidiaries
                     Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                          Nine Months Ended
                                                             September 30,
                                                          -----------------
                                                           1995        1996
                                                           ----        ----
                                                           (in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income..............................................  $ 1,671   $ 2,286

Adjustments to reconcile net income to net cash
 provided by operating activities:
  Depreciation and amortization.........................    1,012     1,538
  Provision for doubtful accounts.......................       48       295
  Provision for deferred income taxes...................      253         2
  Equity in net earnings of investee company............      (86)      (87)
  Gain on issuance of stock by investee company.........     (690)       --
  Issuance of treasury stock to benefit plan............      765       701
  Changes in operating assets and liabilities:
   Accounts receivable..................................    2,212    (3,709)
   Costs and estimated earnings in excess of billings
    on uncompleted contracts............................    5,381    (1,007)
   Income taxes recoverable.............................      (65)      777
   Prepaid expenses and other current assets............       11        78
   Accounts payable and accrued expenses................   (3,244)    1,673
   Billings in excess of costs and estimated earnings
    on uncompleted contracts............................      758        94
   Income taxes payable.................................       --       206
   Other................................................       58        65
                                                          -------   -------
Net cash provided by operating activities...............    8,084     2,912
                                                          -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Additions to property and equipment.....................     (996)   (1,504)
Acquisition of net assets...............................       --    (1,200)
                                                          -------   -------
Net cash used in investing activities...................     (996)   (2,704)
                                                          -------   -------
CASH FLOWS FROM FINANCING ACTIVITIES:

Net short-term borrowings (repayments)..................   (5,000)    1,750
Principal payments on obligations under capital leases..      (47)      (89)
Payment of dividends....................................   (1,838)   (1,878)
                                                          -------   -------
Net cash used in financing activities...................   (6,885)     (217)
                                                          -------   -------
Increase (decrease) in cash.............................      203        (9)
Cash at beginning of period.............................      328       108
                                                          -------   -------
Cash at end of period...................................  $   531   $    99
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

          In the opinion of management, the consolidated financial statements included herein include all necessary adjustments (consisting of normal recurring accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods presented. The results of operations for the periods ended September 30, 1996 are not necessarily indicative of the operating results to be expected for the full year.

          The balance sheet at December 31, 1995 has been derived from the audited financial statements of the Company at that date.

     Note 2.  Proposed Merger

          On September 25, 1996, the Company and National Patent Development Corporation ("NPDC") announced that they had reached an agreement pursuant to which NPDC would acquire the remaining shares (approximately 48% of the outstanding shares) of the Company that it does not already own (the "Merger"). The agreement was recommended to the Board of Directors of the Company by a Special Committee of the Board composed of independent directors. Based on an agreed upon price of NPDC common stock on September 18, 1996 ($9.625 per share), NPDC would issue .5299 shares of its common stock, par value $.01 per share, for each outstanding share of the Company's common stock not owned by NPDC. The exchange ratio, which is subject to certain adjustments, would provide approximately $5.10 in value for each outstanding share of the Company. The proposed transaction is subject, among other things, to the execution of a definitive merger agreement, the approval by stockholders of each of NPDC and the Company, receipt of a fairness opinion, and registration under the Securities Act of 1933 of the shares of NPDC common stock to be issued in the proposed transaction.

     Note 3.  Equity in Net Earnings of Investee Company

          On August 1, 1995, GSE Systems, Inc. ("GSES") completed an initial public offering of 1,500,000 shares of its common stock at $14 per share. The Company owns 250,000 shares of GSES common stock, which, after the offering, represented approximately a 6% interest in GSES. As this investment is accounted for using the equity method of accounting, the capital transaction by GSES was treated as a sale of stock of a subsidiary by the Company and a gain of approximately $690,000, net of income taxes was recognized.

     Note 4.  Acquisitions

          Effective July 15, 1996, the Company acquired substantially all of the operations and assets of MTU Data Systems, Inc. ("MTU"), which is located in Grand Junction, Colorado. The purchase price consisted of $200,000 in cash at closing and $150,000 contingent upon future events. MTU provides multimedia products and services to fossil utility industry and operates as a component of the Company's Training and Technology Group.

          Effective July 31, 1996, the Company acquired substantially all of the operations and assets of Training Support Group, Inc. ("TSG"), which is located in Fenton, Michigan. The purchase price consisted of $1 million in cash at closing, $1.5 million payable on specified future dates, and $1.2 million contingent upon future sales. TSG provides training programs and services to the automotive industry and operates as a component of the Company's Training and Technology Group.

     Note 5.  Settlement of Lawsuit

          On October 25, 1996, the U.S. District Court for the Southern District of Georgia gave final approval to a settlement of the action styled Bell v.
                                                                         -------
     General Physics Corporation filed against the Company by a former employee
     ---------------------------
     on September 19, 1994, alleging that the Company willfully and intentionally violated the Fair Labor Standards Act by failing to pay overtime to the plaintiff and other similarly situated current and former employees of the Company. Under the terms of the settlement, the Company will pay $259,000, inclusive of the plaintiffs' legal fees and expenses. A reserve for these amounts is included in the general and administrative and other expenses in the periods ended September 30, 1996.

     Note 6. Lawsuit

          On September 27, 1996, the Company, all of the directors of the Company and NPDC were named as defendants in a complaint filed in the Court of Chancery of the State of Delaware in and for New Castle County, styled

     Dunlop v. Pollak et al., Civil Action No. 15237-NC.  The complaint was
     -----------------------
     brought by an alleged stockholder of the Company, individually and purportedly as a class action on behalf of all other stockholders of the Company. The complaint alleges purported breaches of fiduciary duty by the directors of the Company, including certain directors who are also directors of NPDC, and purported breaches of fiduciary duty by NPDC, as an alleged majority and controlling shareholder, arising primarily from the Merger. The complaint alleges, among other things, that the Merger has been timed to allow NPDC to take advantage of the current trading price of GPC Common Stock, which plaintiff alleges is depressed. The complaint seeks, among other things, injunctive relief prohibiting the Merger or, if the Merger is consummated, an order rescinding the Merger or granting plaintiff and the other members of the purported class damages. Plaintiff has granted the defendants extensions of the time in which to answer the complaint and to respond to plaintiff's pending request to review documents relating to the Merger. The defendants believe that the claims set forth in the complaint are without merit, and intend vigorously to defend the litigation.


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

     General

          General Physics Corporation ("GPC" or "the Company") and its subsidiaries provide engineering, environmental, training, analytical and technical support services to commercial nuclear and fossil power utilities, the United States Departments of Defense and Energy, Fortune 500 companies and other commercial and governmental customers. The Company is organized into four groups: Training and Technology; Engineering and Applied Sciences; Federal Systems and Department of Energy. The Company's performance is significantly affected by the timing of performance on contracts. Results of operations are not seasonal, since contracts are performed throughout the year.

          On September 25, 1996, the Company and National Patent Development Corporation ("NPDC") announced that they had reached an agreement pursuant to which NPDC would acquire the remaining shares (approximately 48% of the outstanding shares) of the Company that it does not already own (the "Merger"). The agreement was recommended to the Board of Directors of the Company by a Special Committee of the Board composed of independent directors. Based on an agreed upon price of NPDC common stock on September 18, 1996 ($9.625 per share), NPDC would issue .5299 shares of its common stock, par value $.01 per share, for each outstanding share of the Company's common stock not owned by NPDC. The exchange ratio, which is subject to certain adjustments, would provide approximately $5.10 in value for each outstanding share of the Company.
     The proposed transaction is subject, among other things, to the execution of a definitive merger agreement, the approval by stockholders of each of NPDC and the Company, receipt of a fairness opinion, and registration under the Securities Act of 1933 of the shares of NPDC common stock to be issued in the proposed transaction.

          Since mid-1992, the Company has experienced lower levels of contract activity at United States Department of Energy ("DOE") facilities which resulted in declining revenue. In addition, at the DOE's Savannah River Site, the volume of contract activity for which the Company is eligible to compete has been further reduced since 1994 by the award to small businesses of certain types of work which have been performed by the Company. However, the lower level of contract activity has been somewhat offset by task orders issued under an architect engineering contract awarded to the Company by Westinghouse Savannah River Company in July 1995. The eventual value of the contract to the Company is not presently determinable.

          The Company has also experienced decreasing revenues from commercial nuclear power utilities over the last three years as a result of cost reduction efforts at many of the utilities, though during the first nine months of 1996, revenues from the commercial nuclear power utilities were up slightly as compared to the first nine months of 1995. The cost reduction efforts by utilities are expected to continue, but the long-term effect on the Company is not presently determinable.

          While the Company continues to provide services to the DOE, the Department of Defense and the commercial nuclear power industry, it is unsure what effect continued cutbacks will have on the Company's future results. In response to these factors, the Company has focused its marketing resources on expanding management and technical training services to manufacturing and process industries and specialized engineering services to federal agencies and process industries. During 1995 and the first nine months of 1996, the Company experienced growth in these areas and anticipates future growth may come from these areas.

          In September, 1996, the Company was awarded a renewal of its contract to operate the U.S. Army's Chemical Demilitarization Training Facility and provide training services to the Army's chemical weapon demilitarization program nationwide. The Company estimates the value of the contract over its initial five-year term and three-year option period, if the option is exercised, to be approximately $45,000,000.

          Set forth below is a discussion and analysis of the results of operations for the Company for the three and nine month periods ended September 30, 1996 and 1995.

     Revenue

          Revenue for the nine months ended September 30, 1996 was approximately $85,954,000, an increase of approximately $5,555,000, or 6.9%, compared to revenue for the nine months ended September 30, 1995 of approximately $80,399,000. Revenue for the three months ended September 30, 1996 was approximately $30,184,000, an increase of approximately $4,067,000, or 15.6%, from revenue for the three months ended September 30, 1995 of approximately $26,117,000. The increase for both periods was due primarily to expansion of managerial and technical training services in manufacturing and process industries.

     Gross Profit

          Gross profit for the nine months ended September 30, 1996 was approximately $10,569,000 (12.3% of revenue), an increase of approximately $1,590,000, or 17.7%, compared to gross profit of approximately $8,979,000 (11.2% of revenue) for the nine months ended September 30, 1995.

          Gross profit for the three months ended September 30, 1996 was approximately $3,959,000 (13.1% of revenue), compared to approximately $2,796,000 (10.7% of revenue) for the three months ended September 30, 1995. Gross profit for both periods increased because of higher revenue and reduced overhead costs as a percent of revenue.

     General and Administrative and Other Expenses

          General and administrative and other expenses for the nine months ended September 30, 1996 were approximately $5,435,000, or 6.3% of revenue, compared to approximately $5,809,000, or 7.2% of revenue, for the nine months ended September 30, 1995.

          General and administrative and other expenses for the three months ended September 30, 1996 were approximately $2,051,000, or 6.8% of revenue, compared to approximately $2,533,000, or 9.7% of revenue, for the three months ended September 30, 1995. The decrease for both periods is due to the recording of a reserve of approximately $1,015,000 in 1995 related to potentially uncollectible revenue recorded in years prior to December 31, 1993, offset in part by the recording of a $259,000 reserve in the third quarter of 1996 for the settlement of an action described below.

     Interest Expense

          Interest expense relates to interest on the Company's senior subordinated debentures and the short-term borrowings owed to a commercial bank under the Company's revolving credit agreement. Interest expense for the nine months ended September 30, 1996 was approximately $1,361,000, compared to approximately $1,732,000 for the nine months ended September 30, 1995. Interest expense for the three months ended September 30, 1996 was approximately $472,000, compared to approximately $542,000 for the three months ended September 30, 1995. The decrease for both periods is due to lower average outstanding borrowings under the Company's line of credit during 1996, compared to 1995.

     Income (Loss) Before Income Taxes and Equity in Net Earnings of Investee Company

          Income before income taxes and equity in net earnings of investee company for the nine months ended September 30, 1996 was approximately $3,846,000, an increase of approximately $2,422,000 over the nine months ended September 30, 1995.

          Income before income taxes and equity in net earnings of investee company for the three months ended September 30, 1996 was approximately $1,439,000, an increase of approximately $1,714,000 over the three months ended September 30, 1995. The increase for both periods was due primarily to increased revenue in 1996 and the recording in 1995 of the reserve related to potentially uncollectible revenue discussed above.

     Income Taxes

          The Company's effective income tax rates for the nine months ended September 30, 1996 and 1995 were 42.8% and 37.1%, respectively, and for the three months ended September 30, 1996 and 1995 were 42.7% and 28.5%, respectively. The lower effective tax rates in 1995 were the result of permanent differences between book and tax, and the reversal of prior year over-accruals.

     Equity in Net Earnings of Investee Company

          On August 1, 1995, GSE Systems, Inc. ("GSES") completed an initial public offering of 1,500,000 shares of its common stock at $14 per share. The Company owns 250,000 shares of GSES common stock, which, after the offering, represented approximately a 6% interest in GSES. As this investment is accounted for using the equity method of accounting, the capital transaction by GSES was treated as a sale of stock of a subsidiary by the Company and a gain of approximately $690,000 net of income taxes was recognized.

          For the nine months ended September 30, 1996 and 1995, the Company recognized its proportionate share of the net earnings of GSES of $87,000 and $86,000, respectively. For the three months ended September 30, 1996 and 1995, the Company recognized $18,000 and $24,000, respectively. Such amounts are net of income taxes payable upon distribution of the earnings by the investee.

     Liquidity and Capital Resources

          The Company has historically financed its operations through cash generated from operations and bank borrowings. Working capital was $15,593,000 at September 30, 1996 and $16,815,000 at December 31, 1995.
     Net cash provided by operating activities for the nine months ended September 30, 1996, decreased from net cash provided by operating activities for the nine months ended September 30, 1995, because of increased accounts receivable and costs and estimated earnings in excess of billings on uncompleted contracts primarily as a result of higher revenue.

          The Company has a credit agreement with a commercial bank providing for a $20,000,000 secured revolving line of credit expiring April 10, 1998. Borrowings under the credit agreement bear interest at the prime rate (8.25% at September 30, 1996) or at LIBOR plus 1.75% (7.2% at September 30,
     1996), whichever is elected by the Company. The credit agreement is secured by liens on accounts receivable of the Company and its domestic subsidiaries, and contains covenants that, among other things, limit the Company's ability to dispose of assets, incur debt, create liens, make capital expenditures and make certain investments or acquisitions. In addition, the Company is required to meet certain financial ratios. At September 30, 1996, the Company had available borrowings of approximately $14,651,000 under the credit agreement and borrowings of $5,200,000 outstanding.

          The Company has not historically made substantial capital expenditures. The Company has no current plans to increase in any material respect its historical level of capital expenditures, although the Company will consider making appropriate acquisitions as opportunities present themselves. The Company believes that funds provided from operations and available borrowings will be sufficient to meet the operating needs and capital expenditures of the Company through 1996 and the twelve months thereafter.


     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

          On October 25, 1996, the U.S. District Court for the Southern District of Georgia gave final approval to a settlement of the action styled Bell v.
                                                                         -------
     General Physics Corporation filed against the Company by a former employee
     ---------------------------
     on September 19, 1994, alleging that the Company willfully and intentionally violated the Fair Labor Standards Act by failing to pay overtime to the plaintiff and other similarly situated current and former employees of the Company. Under the terms of the settlement, the Company will pay $259,000, inclusive of the plaintiffs' legal fees and expenses. A reserve for these amounts is included in the general and administrative and other expenses in the periods ended September 30, 1996.

          On September 27, 1996, the Company, all of the directors of the Company and NPDC were named as defendants in a complaint filed in the Court of Chancery of the State of Delaware in and for New Castle County, styled

     Dunlop v. Pollak et al., Civil Action No. 15237-NC.  The complaint was
     -----------------------
     brought by an alleged stockholder of the Company, individually and purportedly as a class action on behalf of all other stockholders of the Company. The complaint alleges purported breaches of fiduciary duty by the directors of the Company, including certain directors who are also directors of NPDC, and purported breaches of fiduciary duty by NPDC, as an alleged majority and controlling shareholder, arising primarily from the Merger. The complaint alleges, among other things, that the Merger has been timed to allow NPDC to take advantage of the current trading price of GPC Common Stock, which plaintiff alleges is depressed. The complaint seeks, among other things, injunctive relief prohibiting the Merger or, if the Merger is consummated, an order rescinding the Merger or granting plaintiff and the other members of the purported class damages. Plaintiff has granted the defendants extensions of the time in which to answer the complaint and to respond to plaintiff's pending request to review documents relating to the Merger. The defendants believe that the claims set forth in the complaint are without merit, and intend vigorously to defend the litigation.

     Item 6.  Exhibits and Reports on Form 8-K

            (a)  Exhibits
                 --------

                 10.1 Contract No. DAAA-09-96-C-0019, dated September 13, 1996, between the United States of America and the Company.

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


                                        GENERAL PHYSICS CORPORATION



     Date:  November 13, 1996           By:/s/ John C. McAuliffe
                                           ------------------------------------
                                           John C. McAuliffe
                                           Executive Vice President,
                                           Chief Operating Officer and
                                           Chief Financial Officer

                               INDEX OF EXHIBITS



     10.1 Contract No. DAAA-09-96-C-0019, dated September 13, 1996, between the United States of America and the Company.

     27.  Financial Data Schedule.